Form 10QSB
period 2006-09-30
ZANE ACQUISITION II INC
filed 2007-01-19
CIK 1372995

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52271

Zane Acquisition II, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	02-0782562
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o LA Marketing
4800 North Federal Highway
Suite D108
Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (561) 939-6400
facsimile number: (561) 892-5707

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of January 19, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

ZANE ACQUISITION II, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Zane Acquisition II, Inc.
A Development Stage Company
Balance Sheet
September 30, 2006

ASSETS

Current Assets
Cash and cash equivalents	$31,929
Prepaid expenses	2,500

Total Current Assets	34,429

Total Assets	$34,429

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$3,500

Total Current Liabilities	3,500

Stockholders' Equity
Preferred stock - $.0001 par value, 10,000,000 shares authorized
0 shares issued and outstanding
Common stock - $.0001 par value, 75,000,000 shares authorized
3,000,000 shares issued and outstanding	300
Additional paid-in-capital	44,700
(Deficit) accumulated during development stage	(14,071)

Total Stockholders' Equity	30,929

Total Liabilities and Stockholders' Equity	$34,429

See notes to unaudited financial statements.

Zane Acquisition II, Inc.
A Development Stage Company
Statement of Operations
For the period July 21, 2006 (Inception) through September 30, 2006

Net Sales	$—

Cost of Sales	—

Gross Profit	—

General and Administrative Expense	14,071

Net (Loss)	$(14,071)

Basic and Diluted (Loss) Per Share	$0.00

Weighted Average Number of Common Shares Outstanding	3,000,000

See notes to unaudited financial statements.

Zane Acquisition II, Inc.
A Development Stage Company
Statement of Changes in Stockholders’ Equity
For the period July 21, 2006 (Inception) through September 30, 2006

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - July 21, 2006	—	$—	—	$—	$—	$—	$—

Issuance of common stock on July 21, 2006			3,000,000	300	44,700		45,000

Net (Loss)						(14,071)	(14,071)

Balance - September 30, 2006	—	$—	$3,000,000	$300	$44,700	$(14,071)	$30,929

See notes to unaudited financial statements.

Zane Acquisition II, Inc.
A Development Stage Company
Statement of Cash Flows
For the period July 21, 2006 (Inception) through September 30, 2006

Cash Flows from Operating Activities

Net (Loss)	$(14,071)
Adjustment to reconcile net (loss) to net cash used in operating activities
Increase in prepaid expenses	(2,500)
Increase in accrued expenses	3,500

Net Cash used in Operating Activities	$(13,071)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	45,000

Net increase in Cash and Cash Equivalents	31,929

Cash and Cash Equivalents - beginning	—

Cash and Cash Equivalents - end	$31,929

See notes to unaudited financial statements.

Zane Acquisition II, Inc.
A Development Stage Company
Notes to Financial Statements
September 30, 2006

Note 1 - Organization, Business and Operations

Zane Acquisition II, Inc., a development stage company (The “Company”) was incorporated in Delaware on July 21, 2006 with the objective of acquiring or merging with an operating business.

At September 30, 2006 the Company had not yet commenced any operations. All activity through September 30, 2006 relates to the Company’s formation and the pending registration statement. The Company selected December 31st as its fiscal year-end.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target entity or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company’s funds in its business.

Note 2 - Summary of Significant Accounting Polices

Cash and Equivalents - For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased of three months or less to be cash equivalents.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Loss Per Common Share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes dilutive securities such as outstanding options and warrants, using various methods as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Fair Value of Financial Instruments - The carrying value of cash equivalents approximates fair value due to the short term nature.

Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not that such benefit will not be realized.

Zane Acquisition II, Inc.
A Development Stage Company
Notes to Financial Statements
September 30, 2006

Note 2 - Summary of Significant Accounting Polices (Continued)

The Company’s gross deferred tax asset related to capitalized start up costs for tax purposes totaled $2,100 at September 30, 2006 and has been fully offset by a valuation allowance. The difference between the statutory rate of 15% and the effective rate of 0% is due to the establishment of such valuation allowance.

Note 3 - Equity Securities

Holders of shares of common stock of the Company shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations, or restrictions as the Board of Directors of the Company may determine, from time to time.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Note 4 - Related Party Transaction

The Company utilizes the office space and equipment of one of the shareholders at no cost. Management estimates such amounts to be immaterial.

Note 5 - Basis of Presentation for Interim Financial Statements

The accompanying Interim Financial Statements of the Company as of September 30, 2006 and for the period July 21, 2006 (inception) through September 30, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, a1l adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-SB for the period from July 21, 2006 (inception) to August 31, 2006 There have been no changes in significant accounting policies since August 31, 2006.

Zane Acquisition II, Inc.
A Development Stage Company
Notes to Financial Statements
September 30, 2006

Note 6 - Recent Accounting Pronouncements

Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”)

In September 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective periods beginning January 1, 2008.  We are currently evaluating the impact of adopting this pronouncement on our financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Zane Acquisition II, Inc. (the “Company”) has not realized any revenues from operations since July 21, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 21, 2006 (inception) to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.
-----------------------------------------------------------------
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
-------------------------------------
There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended September 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

As stated on the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2007, on January 5, 2007, Jared Shaw resigned from his position as Treasurer and member of the Board of Directors of the Company. Mr. Shaw’s resignation letter is attached hereto as Exhibit 17.1.

On January 5, 2007, in accordance with Article VI of the Company’s Bylaws, the Board of Directors of the Company amended Article III of the Bylaws, which provided that the officers of the Corporation will consist of a President, Secretary and Treasurer. The Board of Directors adopted the Amended and Restated Bylaws, which provides that the officers of the Corporation will consist of a President and Secretary. A copy of the Amended and Restated Bylaws are attached hereto as Exhibit 3.2.

2

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

**3.2	Amended and Restated Bylaws

**17.1	Resignation Letter from Jared Shaw, dated January 5, 2007

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 19, 2006, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on January 9, 2007, and incorporated herein by this reference.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 19, 2007	ZANE ACQUISITION II, INC.

	By:	/s/ Steven Bettinger
Name: Steven Bettinger
Title: President

4